Form 10-K
period 2021-12-31
World Omni Auto Receivables Trust 2018-D; WORLD OMNI AUTO RECEIVABLES LLC
filed 2022-03-25
CIK 1752578, 1083199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☐              No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non−accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

ITEM 1117 OF REGULATION AB. LEGAL PROCEEDINGS.

No legal proceedings are pending (or known to be contemplated by governmental authorities) against MUFG Union Bank, N.A. (the "Prior Indenture Trustee") nor is any property of any of the Prior Indenture Trustee subject to any such proceedings, that are material to holders of the Notes or the Certificates. The Prior Indenture Trustee was indenture trustee under the indenture from the period January 1, 2021 to March 14, 2021. As of March 15, 2021 U.S. Bank National Association (“U.S. Bank” or “Successor Indenture Trustee”) became indenture trustee and succeeded MUFG Union Bank, N.A. under the indenture and the other transaction documents in such role and its other capacities. Pursuant to an agreement between the Prior Indenture Trustee and the Successor Indenture Trustee, MUFG Union Bank, N.A. remained involved in the servicing function until August 2, 2021, performing sub-trustee and sub-paying agent duties, until all functions were fully transferred to the Successor Indenture Trustee.

The following events have been brought to our attention by U.S. Bank, in its capacity as indenture trustee:

U.S. Bank and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

Except as described in the previous paragraphs, no other legal proceedings are pending (or known to be contemplated by governmental authorities) against any of World Omni Financial Corp. (the "Sponsor"), World Omni Auto Receivables LLC (the "Depositor"), the Prior Indenture Trustee, the Successor Indenture Trustee, the Trust or the other parties described in Item 1117 of Regulation AB nor is any property of any of the foregoing entities subject to any such proceedings, that are material to holders of the Notes or the Certificates.

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

The Successor Indenture Trustee is not affiliated with any of the Sponsor (including in its role as originator and primary servicer), the Depositor or the Trust. However, the Successor Indenture Trustee is the parent of U.S. Bank Trust National Association (the “Owner Trustee”). As of March 15, 2021, U.S. Bank National Association succeeded MUFG Union Bank, N.A. as indenture trustee under the indenture. Therefore, the Owner Trustee is a wholly-owned subsidiary of the Successor Indenture Trustee and is therefore an affiliated party of the Successor Indenture Trustee and vice versa.

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

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The Sponsor (in its role as servicer), the Prior Indenture Trustee and the Successor Indenture Trustee (collectively, the "Servicing Parties") have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it under Item 1122 of Regulation AB (each, a "Servicing Report"), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an "Attestation Report") by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K. Neither of the Servicing Reports prepared by the Servicing Parties, or the corresponding Attestation Reports, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.

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

(a)(1)       Not applicable.

(a)(2)       Not applicable.

(a)(3)       See Item 15(b) below.

(b)       The following documents are included as part of, or incorporated by reference to, this annual report:

Exhibit No.

1.1	Underwriting Agreement, dated as of October 10, 2018, relating to the Trust. Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-207756-08, filed with the Commission on October 12, 2018.

3.1	Certificate of Formation of the Depositor. Incorporated by reference to Exhibit 3.1 to the Registrant’s Form SF-3, Registration File Number 333-261470, filed with the Commission on December 3, 2021.

3.2	Certificate of Amendment of Certificate of Formation of the Depositor. Incorporated by reference to Exhibit 3.2 to the Registrant’s Form SF-3, Registration File Number 333-261470, filed with the Commission on December 3, 2021.

3.3	Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.3 to the Registrant’s Form SF-3, Registration File Number 333-261470, filed with the Commission on December 3, 2021.

3.4	Amendment No. 1 to Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.4 to the Registrant’s Form SF-3, Registration File Number 333-261470, filed with the Commission on December 3, 2021.

3.5	Amendment No. 2 to Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.5 to the Registrant’s Form SF-3, Registration File Number 333-261470, filed with the Commission on December 3, 2021.

4.1	Sale and Servicing Agreement, dated as of October 17, 2018, relating to the Trust. Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-207756-08, filed with the Commission on October 17, 2018.

4.2	Indenture, dated as of October 17, 2018, relating to the Trust. Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-207756-08, filed with the Commission on October 17, 2018.

4.3	Trust Agreement, dated as of October 17, 2018, relating to the Trust. Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-207756-08, filed with the Commission on October 17, 2018.

31.1	Rule 13a-14(d)/15d-14(d) Certification.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of World Omni Financial Corp., as Servicer.

33.2	Management’s Assertion Report on Assessment of Compliance with Servicing Criteria Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934 of MUFG Union Bank, N.A., as Indenture Trustee.

33.3	Management’s Assertion Report on Assessment of Compliance with Servicing Criteria Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934 of U.S. Bank National Association, as Indenture Trustee.

34.1	Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP, on behalf of World Omni Financial Corp.

34.2	Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP, on behalf of MUFG Union Bank, N.A.

34.3	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP, on behalf of U.S. Bank National Association.

35.1	Servicer Compliance Statement of World Omni Financial Corp., as Servicer.

99.1	Receivables Purchase Agreement, dated as of October 17, 2018, relating to the Trust. Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-207756-08, filed with the Commission on October 17, 2018.

99.2	Administration Agreement, dated as of October 17, 2018, relating to the Trust. Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-207756-08, filed with the Commission on October 17, 2018.

99.3	Asset Representations Review Agreement, dated as of October 17, 2018, relating to the Trust. Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, Registration File Number 333-207756-08, filed with the Commission on October 17, 2018.

(c)	Not applicable.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Omni Auto Receivables Trust 2018-D

By: World Omni Financial Corp.,
as Servicer on behalf of the Trust

Date: March 25, 2022

/s/ Michael Hollis
Michael Hollis
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